Form 10-K/A
period 1999-12-31
ACE SECURITIES CORP HOME EQUITY LOAN TRUST 1999-LB2
filed 2000-08-11
CIK 1092018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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


     DOCUMENTS INCORPORATED BY REFERENCE

     ITEM 8.  Financial Statements and Supplementary Data.

     Annual Statement of Compliance by Long Beach Mortgage Company dated April 14, 2000.

     Independent Accountant's Report by Deloitte and Touche LLP dated February 22, 2000.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Annual Statement of Compliance by Long Beach Mortgage Company dated April 14, 2000.

     Independent Accountant's Report by Deloitte and Touche LLP dated February 22, 2000.


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


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  August 11, 2000


     EXHIBIT INDEX

     Exhibit Document


     1.1 Annual Statement of Compliance by Long Beach Mortgage Company dated April 14, 2000.

     1.2 Independent Accountant's Report by Deloitte and Touche LLP dated February 22, 2000.
























Long Beach Mortgage Company


OFFICER'S CERTIFICATE

Master Servicer:     Long Beach Mortgage Company
Agreement:           Pooling and Servicing Agreement dated July 1, 1999
Deal:                ACE Securities Corporation
                     Home Equity Loan Trust 1999-LB2
Subject Period:      July 1, 1999 through December 31, 1999
Certificate Date:    April 14, 2000


This certificate is delivered to The Bank of New York, as Trustee pursuant to Sections 5.16 and 5.17 of the Pooling and Servicing Agreement dated July 1, 1999 ("the Agreement").

The undersigned officer of Long Beach Mortgage Company (the Company") represents solely the activities of the Company and does not make any representations for any other master servicer under the Agreement.

Pursuant to Section 5.16 of the Agreement; The undersigned officer of the Company has supervised a review of the Company's activities during the Subject Period with respect to the terms of the Agreement and has determined the following: (a) to undersigned officer's best knowledge, the Company has fulfilled its obligations under this Agreement and (b) there has not been a default in the fulfillment of any obligation under the Agreement.

Pursuant to Section 5.17 of the Agreement; Attached to this certificate is a copy of the letter issued to Long Beach Mortgage Company, by Deloitte & Touche LLP regarding the Company's compliance with the Uniform Single Attestation Program for Mortgage Bankers for the year ended December 1, 1999.


Long Beach Mortgage Company

By:      /s/ James R. Guerin
Name:    James R. Guerin
Title:   Senior Vice President
         Loan Servicing Division







Deloitte & Touche LLP
Suite 1200
695 Town Center Drive
Costa Mesa, California 92626-1924
Telephone: (714) 436-7100
Facsimile: (714) 436-7200


Deloitte & Touche


INDEPENDENT ACCOUNTANT'S REPORT



The Board of Directors
Long Beach Mortgage Company


We have examined management's assertion about Long Beach Mortgage Company's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for Long Beach Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Long Beach Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Long Beach Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Long Beach Mortgage Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999, is fairly stated, in all material respects.


Deloitte & Touche LLP

February 22, 2000